Form 10-K
period 2007-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC19
filed 2008-03-28
CIK 1399797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-140804-02

J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC19
(Exact name of issuing entity as specified in its charter)

J.P. Morgan Chase Commercial Mortgage Securities Corp.
(Exact name of depositor as specified in its charter)

J.P. Morgan Chase Bank, National Association
CIBC Inc.
(Exact name of sponsors as specified in their charters)

New York	37-1554274 37-1554276
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o LaSalle Bank National Association, 135 South LaSalle Street, Chicago, IL	60603
(Address of principal executive offices of issuing entity)	(Zip Code of issuing entity)

(Issuing entity's telephone number, including area code)	(312) 904-7323

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.
Not Applicable

Item 1A. Risk Factors.
Not Applicable

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Not Applicable

Item 3. Legal Proceedings.
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Not Applicable

Item 6. Selected Financial Data.
Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable

Item 8. Financial Statements and Supplementary Data.
Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable

Item 9A. Controls and Procedures.
Not Applicable

Item 9A(T). Controls and Procedures.
Not Applicable

Item 9B. Other Information.
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Not Applicable

Item 11. Executive Compensation.
Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not Applicable

Item 13, Certain Relationships and Related Transactions, and Director Independence.
Not Applicable

Item 14. Principal Accounting Fees and Services.
Not Applicable

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
None.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1117 of Regulation AB. Legal Proceedings.
The depositor knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been previously filed in a 424(b)(5) filing dated June 13, 2007.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance, required to be delivered under the pooling and servicing agreement for this transaction are attached hereto under Item 15. None of the reports on assessment of compliance with the applicable servicing criteria, or the related attestation reports has identified any material instances of noncompliance with the servicing criteria in Item 1122 of Regulation AB,except as described below.

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

"1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Item 1123 of Regulation AB. Servicer Compliance Statement.
The servicer compliance statements required to be delivered under the pooling and servicing agreement for this transaction are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on June 29, 2007 and incorporated by reference herein)
10.1
Mortgage Loan Purchase Agreement, dated as of June 14, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association. (Filed as Exhibit 10.1 to Form 8-K filed on June 29, 2007, and incorporated by reference herein.)

10.2
Mortgage Loan Purchase Agreement, dated as of June 14, 2007, between CIBC Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by CIBC Inc. (Filed as Exhibit 10.2 to Form 8-K filed on June 29, 2007, and incorporated by reference herein.)

31.1	Rule 13a-14(d)/15d-14(d) Certifications
33.1
Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, Capmark Finance Inc., as Master Servicer No. 1 and as Master Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan

33.2	Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, Wells Fargo Bank, N.A., as Master Servicer No. 2
33.3
Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, LNR Partners, Inc., as Special Servicer and as Special Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan

33.4
Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, LaSalle Bank National Association, as Trustee, Paying Agent, and Custodian and as Co-Trustee for J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan

33.5	Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, Capmark Finance Inc., as Primary Servicer and as Primary Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan
33.6
Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, Midland Loan Services, Inc., as Master Servicer No. 1 for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan

33.7
Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, J.E. Robert Company Inc., as Special Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan

33.8	Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, Wells Fargo Bank, N.A. as Trustee for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan and as Trustee for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan
34.1
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007,  Capmark Finance Inc., as Master Servicer No. 1 and as Master Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, Wells Fargo Bank, N.A., as Master Servicer No. 2
34.3
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, LNR Partners, Inc., as Special Servicer and as Special Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan

34.4
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, LaSalle Bank National Association, as Trustee, Paying Agent, and Custodian and as Co-Trustee for J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan

34.5	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, Capmark Finance Inc., as Primary Servicer and as Primary Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan
34.6
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, Midland Loan Services, Inc., as Master Servicer No. 1 for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan

34.7
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, J.E. Robert Company Inc., as Special Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan

34.8
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, Wells Fargo Bank, N.A. as Trustee for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan and as Trustee for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan

35.1	Servicer Compliance Statement of Capmark Finance Inc., as Master Servicer No. 1
35.2	Servicer Compliance Statement of Wells Fargo Bank, N.A., as Master Servicer No. 2
35.3	Servicer Compliance Statement of LNR Partners, Inc., as Special Servicer
35.4	Servicer Compliance Statement of LaSalle Bank National Association, as Trustee and Paying Agent
35.5	Servicer Compliance Statement of Capmark Finance Inc., as Primary Servicer
35.6	Servicer Compliance Statement of Midland Loan Services, Inc., as Master Servicer No. 1 for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan
35.7	Servicer Compliance Statement of J.E. Robert Company Inc., as Special Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan
35.8	Servicer Compliance Statement of Wells Fargo Bank, N.A., as Trustee for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan
35.9	Servicer Compliance Statement of LaSalle Bank National Association, as Co-Trustee for J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan
35.10	Servicer Compliance Statement of Capmark Finance Inc., as Master Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan
35.11	Servicer Compliance Statement of LNR Partners, Inc., as Special Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan
35.12	Servicer Compliance Statement of Wells Fargo Bank, N.A., as Trustee for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan
35.13	Servicer Compliance Statement of Capmark Finance Inc., as Primary Servicer for J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp.

March 27, 2008	/s/ Brian Baker
By: Brian Baker
Title: President and CEO
Senior Officer in Charge of Securitization of the Depositor

EXHIBIT INDEX

4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on June 29, 2007 and incorporated by reference herein)
10.1
Mortgage Loan Purchase Agreement, dated as of June 14, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association. (Filed as Exhibit 10.1 to Form 8-K filed on June 29, 2007, and incorporated by reference herein.)

10.2
Mortgage Loan Purchase Agreement, dated as of June 14, 2007, between CIBC Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by CIBC Inc. (Filed as Exhibit 10.2 to Form 8-K filed on June 29, 2007, and incorporated by reference herein.)

31.1	Rule 13a-14(d)/15d-14(d) Certifications
33.1
Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, Capmark Finance Inc., as Master Servicer No. 1 and as Master Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan

33.2	Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, Wells Fargo Bank, N.A., as Master Servicer No. 2
33.3
Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, LNR Partners, Inc., as Special Servicer and as Special Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan

33.4
Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, LaSalle Bank National Association, as Trustee, Paying Agent, and Custodian and as Co-Trustee for J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan

33.5	Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, Capmark Finance Inc., as Primary Servicer and as Primary Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan
33.6
Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, Midland Loan Services, Inc., as Master Servicer No. 1 for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan

33.7
Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, J.E. Robert Company Inc., as Special Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan

33.8	Report on Assessment of Compliance with Servicing Criteria for for Year End December 31, 2007, Wells Fargo Bank, N.A. as Trustee for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan and as Trustee for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan
34.1
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007,  Capmark Finance Inc., as Master Servicer No. 1 and as Master Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, Wells Fargo Bank, N.A., as Master Servicer No. 2
34.3
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, LNR Partners, Inc., as Special Servicer and as Special Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan

34.4
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, LaSalle Bank National Association, as Trustee, Paying Agent, and Custodian and as Co-Trustee for J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan

34.5	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, Capmark Finance Inc., as Primary Servicer and as Primary Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan
34.6
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, Midland Loan Services, Inc., as Master Servicer No. 1 for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan

34.7
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, J.E. Robert Company Inc., as Special Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan

34.8
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007, Wells Fargo Bank, N.A. as Trustee for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan and as Trustee for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan

35.1	Servicer Compliance Statement of Capmark Finance Inc., as Master Servicer No. 1
35.2	Servicer Compliance Statement of Wells Fargo Bank, N.A., as Master Servicer No. 2
35.3	Servicer Compliance Statement of LNR Partners, Inc., as Special Servicer
35.4	Servicer Compliance Statement of LaSalle Bank National Association, as Trustee and Paying Agent
35.5	Servicer Compliance Statement of Capmark Finance Inc., as Primary Servicer
35.6	Servicer Compliance Statement of Midland Loan Services, Inc., as Master Servicer No. 1 for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan
35.7	Servicer Compliance Statement of J.E. Robert Company Inc., as Special Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan
35.8	Servicer Compliance Statement of Wells Fargo Bank, N.A., as Trustee for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan
35.9	Servicer Compliance Statement of LaSalle Bank National Association, as Co-Trustee for J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 with respect to the 599 Lexington Avenue Loan
35.10	Servicer Compliance Statement of Capmark Finance Inc., as Master Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan
35.11	Servicer Compliance Statement of LNR Partners, Inc., as Special Servicer for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan
35.12	Servicer Compliance Statement of Wells Fargo Bank, N.A., as Trustee for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan
35.13	Servicer Compliance Statement of Capmark Finance Inc., as Primary Servicer for J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 with respect to the Americold Portfolio Loan